Form 10-K
period 2023-12-31
World Omni Automobile Lease Securitization Trust 2022-A; World Omni Auto Leasing LLC
filed 2024-03-22
CIK 1907872, 1439697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

None.

World Omni Automobile Lease Securitization Trust 2022-A

PART I

Item 1.	Business.

Not Applicable.

Item 1A.	Risk Factors.

Not Applicable.

Item 1B.	Unresolved Staff Comments.

None.

Item 1C.	Cybersecurity.

Not Applicable.

Item 2.	Properties.

Not Applicable.

Item 3.	Legal Proceedings.

Not Applicable.

Item 4.	[Reserved].

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

The Servicing Report with respect to the Sponsor (in its role as servicer), and the corresponding Attestation Report, identified material instances of noncompliance with the applicable servicing criteria. The Report on Assessment of Compliance with Applicable Servicing Criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB as of and for the Reporting Period, disclosed that material instances of noncompliance occurred with respect to the servicing criterion set forth in Items 1122(d)(3)(i)(C) as follows: certain instances were identified where reports were not filed with the Commission as required by its rules and regulations; specifically, the reports were filed for the incorrect reporting periods. Remedial actions taken or to be taken by the Sponsor (in its role as servicer) are outlined on the Servicing Report attached as Exhibit 33.1 hereto. The identified instances of material noncompliance were determined to have involved the servicing of the assets backing the asset-backed securities covered in this Form 10–K report.

The Servicing Report prepared by the Indenture Trustee and the corresponding Attestation Report did not identity any material instance of noncompliance with the applicable servicing criteria.

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

(a)(1)      Not applicable.

(a)(2)      Not applicable.

(a)(3)      See Item 15(b) below.

(b)          The following documents are included as part of, or incorporated by reference to, this annual report:

Exhibit No.

1.1	Underwriting Agreement, dated as of April 5, 2022, relating to the Trust. Incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, Registration File Number 333-231740-06, filed with the Commission on April 7, 2022.

3.1	Certificate of Formation of the Depositor. Incorporated by reference to Exhibit 3.1 to the Registrant’s Form SF-3, Registration File Number 333-264720, filed on May 5, 2022.

3.2	Certificate of Amendment of Certificate of Formation of the Depositor. Incorporated by reference to Exhibit 3.2 to the Registrant’s Form SF-3, Registration File Number 333-264720, filed on May 5, 2022.

3.3	Amended and Restated Limited Liability Company Agreement of the Depositor. Incorporated by reference to Exhibit 3.3 to the Registrant’s Form SF-3, Registration File Number 333-264720, filed on May 5, 2022.

3.4	Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of the Depositor. Incorporated by reference to Exhibit 3.4 to the Registrant’s Form SF-3, Registration File Number 333-264720, filed on May 5, 2022.

4.1	Indenture, dated as of April 13, 2022, relating to the Trust. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, Registration File Number 333-231740-06, filed with the Commission on April 13, 2022.

10.1	Second Amended and Restated Trust Agreement of World Omni LT among Auto Lease Finance LLC, World Omni Financial Corp., VT Inc., U.S. Bank National Association and U.S. Bank Trust National Association. Incorporated by reference to Exhibit 3.6 to the Registrant’s Form SF-3, Registration File Number 333-264720, filed on May 5, 2022.

10.2	Exchange Note Sale Agreement, dated as of April 13, 2022, relating to the Trust. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, Registration File Number 333-231740-06, filed with the Commission on April 13, 2022.

10.3	Exchange Note Transfer Agreement, dated as of April 13, 2022, relating to the Trust. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, Registration File Number 333-231740-06, filed with the Commission on April 13, 2022.

10.4	2022-A Exchange Note Supplement to Collateral Agency Agreement, dated as of April 13, 2022, relating to the Trust. Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, Registration File Number 333-231740-06, filed with the Commission on April 13, 2022.

10.5	Exchange Note Servicing Supplement 2022-A to Closed-End Servicing Agreement, dated as of April 13, 2022, relating to the Trust. Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, Registration File Number 333-231740-06, filed with the Commission on April 13, 2022.

10.6	Fifth Amended and Restated Servicing Agreement among World Omni LT, AL Holding Corp. and World Omni Financial Corp. Incorporated by reference to Exhibit 10.4 to the Registrant’s Form SF-3, Registration File Number 333-264720, filed on May 5, 2022.

10.7	First Amendment to Fifth Amended and Restated Servicing Agreement among World Omni LT, AL Holding Corp. and World Omni Financial Corp. Incorporated by reference to Exhibit 10.5 to the Registrant’s Form SF-3, Registration File Number 333-264720, filed on May 5, 2022.

10.8	Second Amendment to Fifth Amended and Restated Servicing Agreement among World Omni LT, AL Holding Corp. and World Omni Financial Corp. Incorporated by reference to Exhibit 10.6 to the Registrant’s Form SF-3, Registration File Number 333-264720, filed on May 5, 2022.

10.9	Fourth Amended and Restated Collateral Agency Agreement among World Omni LT, AL Holding Corp., Bank of America, N.A., U.S. Bank National Association and the secured parties thereto from time to time. Incorporated by reference to Exhibit 10.8 to the Registrant’s Form SF-3, Registration File Number 333-264720, filed on May 5, 2022.

10.10	First Amendment to Fourth Amended and Restated Collateral Agency Agreement among World Omni LT, AL Holding Corp., Bank of America, N.A., U.S. Bank National Association and the secured parties thereto from time to time. Incorporated by reference to Exhibit 10.9 to the Registrant’s Form SF-3, Registration File Number 333-264720, filed on May 5, 2022.

10.11	Second Amendment to Fourth Amended and Restated Collateral Agency Agreement among World Omni LT, AL Holding Corp., Bank of America, N.A., U.S. Bank National Association and the secured parties thereto from time to time. Incorporated by reference to Exhibit 10.10 to the Registrant’s Form SF-3, Registration File Number 333-264720, filed on May 5, 2022.

10.12	Third Amendment to Fourth Amended and Restated Collateral Agency Agreement among World Omni LT, AL Holding Corp., Bank of America, N.A., U.S. Bank National Association and the secured parties thereto from time to time. Incorporated by reference to Exhibit 10.11 to the Registrant’s Form SF-3, Registration File Number 333-264720, filed on May 5, 2022.

10.13	Fourth Amendment to Fourth Amended and Restated Collateral Agency Agreement among World Omni LT, World Omni Lease Finance LLC, Auto Lease Finance LLC, AL Holding Corp., Bank of America, N.A., U.S. Bank National Association and the secured parties thereto from time to time. Incorporated by reference to Exhibit 10.12 to the Registrant’s Form SF-3, Registration File Number 333-264720, filed on May 5, 2022.

10.14	Fifth Amendment to Fourth Amended and Restated Collateral Agency Agreement among World Omni LT, World Omni Lease Finance LLC, Auto Lease Finance LLC, AL Holding Corp., Bank of America, N.A., U.S. Bank National Association and the secured parties thereto from time to time. Incorporated by reference to Exhibit 10.13 to the Registrant’s Form SF-3, Registration File Number 333-264720, filed on May 5, 2022.

10.15	Sixth Amendment to Fourth Amended and Restated Collateral Agency Agreement among World Omni LT, World Omni Lease Finance LLC, Auto Lease Finance LLC, AL Holding Corp., Bank of America, N.A., U.S. Bank National Association and the secured parties thereto from time to time. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, Registration File Number 333-152253, filed with the Commission on October 26, 2022.

10.16	Seventh Amendment to Fourth Amended and Restated Collateral Agency Agreement among World Omni LT, World Omni Lease Finance LLC, Auto Lease Finance LLC, AL Holding Corp., Bank of America, N.A., U.S. Bank National Association and U.S. Bank Trust Company, National Association. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, Registration File Number 333-152253, filed with the Commission on May 8, 2023.

10.17	Third Amended and Restated Pledge and Security Agreement between World Omni LT and AL Holding Corp. Incorporated by reference to Exhibit 10.14 to the Registrant’s Form SF-3, Registration File Number 333-264720, filed on May 5, 2022.

31.1	Rule 13a-14(d)/15d-14(d) Certification.

33.1	Report on Assessment of Compliance with Applicable Servicing Criteria of World Omni Financial Corp., as Servicer.

33.2	Assertion of Compliance with Applicable Servicing Criteria of Wilmington Trust, National Association, as Indenture Trustee.

34.1	Report of Independent Registered Public Accounting Firm of PricewaterhouseCoopers LLP, on behalf of World Omni Financial Corp.

34.2	Report of Independent Registered Public Accounting Firm of PricewaterhouseCoopers LLP LLP, on behalf of Wilmington Trust, National Association.

35.1	Servicer Compliance Statement of World Omni Financial Corp., as Servicer.

99.1	Trust Agreement, dated as of April 13, 2022, relating to the Trust. Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, Registration File Number 333-231740-06, filed with the Commission on April 13, 2022.

99.2	Administration Agreement, dated as of April 13, 2022, relating to the Trust. Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, Registration File Number 333-231740-06, filed with the Commission on April 13, 2022.

99.3	Asset Representations Review Agreement, dated as of April 13, 2022, relating to the Trust. Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, Registration File Number 333-231740-06, filed with the Commission on April 13, 2022.

(c)	Not applicable.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

World Omni Automobile Lease Securitization Trust 2022-A

By: World Omni Financial Corp.,
as Servicer on behalf of the Trust

Date: March 22, 2024

/s/ Michael Hollis
Michael Hollis
Vice President and Assistant Secretary
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